Form 10-K
period 2017-12-31
UBS Commercial Mortgage Trust 2017-C6
filed 2018-03-20
CIK 1721905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207340-07

Central Index Key Number of the issuing entity: 0001721905

UBS Commercial Mortgage Trust 2017-C6

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001532799

UBS Commercial Mortgage Securitization Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 00001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4052543 38-4052544 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The One Cleveland Center Mortgage Loan, the 111 West Jackson Mortgage Loan, the Harmon Corner Mortgage Loan, the Airport Investment & Airport Overlook Mortgage Loan and the Murrieta Plaza Mortgage Loan, which constituted approximately 5.7%, 4.4%, 4.4%, 3.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the One Cleveland Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 111 West Jackson Mortgage Loan which is an asset of the issuing entity and one other pari passu loan and two subordinate companion loans, each of which are not assets of the issuing entity, (c) with respect to the Harmon Corner Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (d) with respect to the Airport Investment & Airport Overlook Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (e) with respect to the Murrieta Plaza Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the One Cleveland Center Mortgage Loan, the 111 West Jackson Mortgage Loan, the Harmon Corner Mortgage Loan, the Airport Investment & Airport Overlook Mortgage Loan and the Murrieta Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Meridian Sunrise Village Mortgage Loan, which constituted approximately 2.9% of the asset pool of the issuing entity as of its cut-off date.  The Meridian Sunrise Village Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Meridian Sunrise Village Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C4 transaction, Commission File Number 333-207340-04 (the “UBS 2017-C4 Transaction”). This loan combination, including the Meridian Sunrise Village Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C4 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C4 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C4 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Burbank Office Portfolio Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date.  The Burbank Office Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Burbank Office Portfolio Mortgage Loan and seven other pari passu loans and two subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the DBUBS 2017-BRBK Mortgage Trust transaction (the “DBUBS 2017-BRBK Transaction”). This loan combination, including the Burbank Office Portfolio Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the DBUBS 2017-BRBK Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the DBUBS 2017-BRBK Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Griffin Portfolio Mortgage Loan, which constituted approximately 5.3% of the asset pool of the issuing entity as of its cut-off date.  The Griffin Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Griffin Portfolio Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the BANK 2017-BNK8 transaction, Commission File Number 333-206582-12 (the “BANK 2017-BNK8 Transaction”). This loan combination, including the Griffin Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK8 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the BANK 2017-BNK8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the BANK 2017-BNK8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the DoubleTree Wilmington Mortgage Loan, which constituted approximately 0.5% of the asset pool of the issuing entity as of its cut-off date.  The DoubleTree Wilmington Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the DoubleTree Wilmington Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the UBS Commercial Mortgage Trust 2017-C5 transaction, Commission File Number 333-207340-05 (the “UBS 2017-C5 Transaction”). This loan combination, including the DoubleTree Wilmington Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C5 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C5 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yorkshire & Lexington Towers Mortgage Loan, which constituted approximately 5.8% of the asset pool of the issuing entity as of its cut-off date.  The Yorkshire & Lexington Towers Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Yorkshire & Lexington Towers Mortgage Loan and eight other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”). This loan combination, including the Yorkshire & Lexington Towers Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan, which constituted approximately 2.9%, 2.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 2U Headquarters Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Chelsea Multifamily Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the At Home Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CCUBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-06 (the “CCUBS 2017-C1 Transaction”). These loan combinations, including the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CCUBS 2017-C1 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CCUBS 2017-C1 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which constituted approximately 2.0% of the asset pool of the issuing entity as of its cut-off date.  The Bass Pro & Cabela's Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Bass Pro & Cabela's Portfolio Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the GS Mortgage Securities Trust 2017-GS8 transaction, Commission File Number 333-207677-07 (the “GSMS 2017-GS8 Transaction”). This loan combination, including the Bass Pro & Cabela's Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, which is incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the GSMS 2017-GS8 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the GSMS 2017-GS8 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Logan Town Center Mortgage Loan, which constituted approximately 3.2% of the asset pool of the issuing entity as of its cut-off date.  The Logan Town Center Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Logan Town Center Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity.  This loan combination, including the Logan Town Center Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of the other pari passu portion of the Logan Town Center loan combination in the Wells Fargo Commercial Mortgage Trust 2017-C42 transaction, Commission File Number 333-206677-21 (the “WFCM 2017-C42 Transaction”).  After the closing of the WFCM 2017-C42 Transaction on December 21, 2017, this loan combination, including the Logan Town Center Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the WFCM 2017-C42 Transaction, which is incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2017-C42 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2017-C42 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, which constituted approximately 5.8%, 4.1%, 2.5% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The National Office Portfolio Mortgage Loan, HRC Hotels Portfolio Mortgage Loan, Marketplace at Four Corners Mortgage Loan and Belden Park Crossing Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the National Office Portfolio Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the HRC Hotels Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Marketplace at Four Corners Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity or (d) with respect to the Belden Park Crossing Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  The loan combination including the HRC Hotels Portfolio Mortgage Loan and the Marketplace at Four Corners Mortgage Loan was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the HRC Hotels Portfolio loan combination and the Marketplace at Four Corners loan combination in the UBS Commercial Mortgage Trust 2017-C7 transaction, Commission File Number 333-207340-08 (the “UBS 2017-C7 Transaction”). The loan combination including the National Office Portfolio Mortgage Loan was serviced under the pooling and servicing agreement for the UBS 2017-C5 Transaction prior to the closing of the securitization of a pari passu portion of the National Office Portfolio Mortgage Loan in the UBS 2017-C7 Transaction. The loan combination including the Belden Park Crossing Mortgage Loan was serviced under the pooling and servicing agreement for the WFCM 2017-C41 transaction prior to the closing of the securitization of a pari passu portion of the National Office Portfolio Mortgage Loan in the UBS 2017-C7 Transaction. After the closing of the UBS 2017-C7 Transaction on December 27, 2017, these loan combinations, including the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the Yorkshire & Lexington Towers Mortgage Loan, the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the At Home Portfolio Mortgage Loan and the DoubleTree Wilmington Mortgage Loan and the primary servicer and certificate administrator of the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan, the Belden Park Crossing Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan and the trustee and custodian of the Yorkshire & Lexington Towers Mortgage Loan, the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the At Home Portfolio Mortgage Loan and the DoubleTree Wilmington Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Meridian Sunrise Village Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the Yorkshire & Lexington Towers Mortgage Loan and the special servicer of the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan, the Belden Park Crossing Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer and special servicer of the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the At Home Portfolio Mortgage Loan and the DoubleTree Wilmington Mortgage Loan and the special servicer of the Griffin Portfolio Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the Yorkshire & Lexington Towers Mortgage Loan,  the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the At Home Portfolio Mortgage Loan and the DoubleTree Wilmington Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, the pooling and servicing agreement for the UBS 2017-C7 Transaction, the pooling and servicing agreement for the BANK 2017-BNK8 Transaction, the pooling and servicing agreement for the WFCM 2017-C42 Transaction and the pooling and servicing agreement for the UBS 2017-C4 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Berkeley Point Capital LLC is an affiliate of Cantor Commercial Real Estate Lending L.P., one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC pursuant to Item 1123.  Because Berkeley Point Capital LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer under the Bass Pro & Cabela's Portfolio Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Logan Town Center Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan and the Burbank Office Portfolio Mortgage Loan, (i) although Berkeley Point Capital LLC is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, its report on assessment of compliance with servicing criteria and assessment of compliance with servicing criteria are included for the sake of completeness as explained above; however, the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Logan Town Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of LNR Partners, LLC as special servicer of the Logan Town Center Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian and trustee, KeyBank National Association, as primary servicer and special servicer, and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificateholder has filed a notice of appeal, and the appeal is pending.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 13, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Meridian Sunrise Village Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C4 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C4 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C4 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Burbank Office Portfolio Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule I to the trust and servicing agreement for the DBUBS 2017-BRBK Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the DBUBS 2017-BRBK Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Griffin Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the BANK 2017-BNK8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the BANK 2017-BNK8 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the BANK 2017-BNK8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the DoubleTree Wilmington Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C5 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yorkshire & Lexington Towers Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan, and which are being serviced and administered pursuant to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CCUBS 2017-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Bass Pro & Cabela's Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the GSMS 2017-GS8 Transaction incorporated by reference as Exhibit 4.8 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the GSMS 2017-GS8 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Logan Town Center Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-C42 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2017-C42 Transaction incorporated by reference as Exhibit 4.9 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2017-C42 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C7 Transaction incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Fairmount at Brewerytown Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of October 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Cayman Agent and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of December 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of December 5, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of December 13, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note B-1 Holder, and Natixis Real Estate Capital LLC, as Initial Note B-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of November 29, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Citi Real Estate Funding Inc., as Note A-5 Holder and Citi Real Estate Funding Inc., as Note A-6 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of December 13, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of October 18, 2017, by and between Regions Bank, as UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of November 16, 2017, by and between Regions Bank, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and Regions Bank, as Initial Note A-3 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of September 19, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note B-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and KeyBank National Association (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 16, 2017, between Tuebor TRS II LLC, as Note A-1 Holder and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.29 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.20         Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.21         Amended and Restated Co-Lender Agreement, dated as of November 30, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of August 7, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-A Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-1-B Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of November 16, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of November 8, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.27         Agreement Between Noteholders, dated as of November 16, 2017, by and among KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.28         Co-Lender Agreement, dated as of December 13, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.29         Co-Lender Agreement, dated as of November 29, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.30         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association and KeyBank National Association (filed as Exhibit 4.30 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.31         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 4.31 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         KeyBank National Association, as Primary Servicer

33.10       Berkeley Point Capital LLC, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 33.4)

33.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 33.5)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.7)

33.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.8)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 33.4)

33.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 33.5)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 33.6)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 33.7)

33.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 33.8)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.2)

33.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.5)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.6)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.7)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.8)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.2)

33.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.4)

33.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.7)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.8)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.2)

33.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.5)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.7)

33.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.8)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.4)

33.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.7)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.8)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

33.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

33.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 33.4)

33.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 33.5)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 33.64)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.8)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.68)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.68)

33.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.4)

33.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.5)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.64)

33.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.9)

33.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.64)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.68)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.68)

33.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 33.4)

33.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (see Exhibit 33.5)

33.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (see Exhibit 33.64)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.68)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.68)

33.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.64)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.68)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.68)

33.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.64)

33.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.68)

33.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (see Exhibit 33.1)

33.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 33.4)

33.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (see Exhibit 33.5)

33.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (see Exhibit 33.64)

33.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 33.7)

33.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 33.8)

33.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.9)

33.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.1)

33.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.9)

33.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.4)

33.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.5)

33.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.7)

33.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.8)

33.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.1)

33.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.9)

33.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

33.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.4)

33.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.5)

33.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.6)

33.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.7)

33.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.8)

33.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.1)

33.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.9)

33.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 33.4)

33.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 33.5)

33.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 33.6)

33.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.7)

33.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         KeyBank National Association, as Primary Servicer

34.10       Berkeley Point Capital LLC, as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 34.4)

34.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 34.5)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.7)

34.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.8)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 34.4)

34.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 34.5)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 34.6)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 34.7)

34.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 34.8)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.2)

34.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.5)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.6)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.7)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.8)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.2)

34.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.4)

34.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.7)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.8)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.2)

34.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.5)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.7)

34.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.8)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.4)

34.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.7)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.8)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

34.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

34.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 34.4)

34.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 34.5)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 34.64)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.8)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.68)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.68)

34.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.4)

34.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.5)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.64)

34.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.9)

34.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.64)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.68)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.68)

34.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 34.4)

34.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (see Exhibit 34.5)

34.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (see Exhibit 34.64)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.68)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.68)

34.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.64)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.68)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.68)

34.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.64)

34.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.68)

34.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (see Exhibit 34.1)

34.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 34.4)

34.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (see Exhibit 34.5)

34.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (see Exhibit 34.64)

34.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 34.7)

34.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 34.8)

34.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.9)

34.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.1)

34.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.9)

34.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.4)

34.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.5)

34.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.7)

34.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.8)

34.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.1)

34.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.9)

34.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

34.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.4)

34.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.5)

34.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.6)

34.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.7)

34.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.8)

34.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.1)

34.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.9)

34.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 34.4)

34.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 34.5)

34.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 34.6)

34.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.7)

34.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 35.3)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.28)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.28)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.3)

35.33       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.4)

35.34       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.28)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.28)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 35.3)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.28)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.28)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.28)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.28)

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 35.3)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan

35.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.28)

35.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.48       Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan

35.49       LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.50       Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 35.3)

35.51       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan

35.52       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.4)

35.53       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.54       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.51)

35.55       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.4)

35.56       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.3)

35.57       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.51)

35.58       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.4)

35.59       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.3)

35.60       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.51)

35.61       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.4)

35.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and UBS AG (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, among UBS Commercial Mortgage Securitization Corp., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicolas Galeone

Nicolas Galeone, President

(senior officer in charge of securitization of the depositor)

Date: March 19, 2018

/s/ David Schell

David Schell, Managing Director

Date: March 19, 2018

Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of October 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Fairmount at Brewerytown Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.3           Trust and Servicing Agreement, dated as of October 1, 2017, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, National Cooperative Bank, N.A., as NCB Master Servicer and as NCB Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, as Cayman Agent and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.7           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Cayman Agent and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.8           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.9           Pooling and Servicing Agreement, dated as of December 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 22, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.10         Pooling and Servicing Agreement, dated as of December 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 3, 2018 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of December 5, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of December 13, 2017, by and between Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Natixis Real Estate Capital LLC, as Initial Note A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note B-1 Holder, and Natixis Real Estate Capital LLC, as Initial Note B-2 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of November 29, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Citi Real Estate Funding Inc., as Note A-5 Holder and Citi Real Estate Funding Inc., as Note A-6 Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.14         Agreement Between Note Holders, dated as of December 13, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.20 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.15         Agreement Between Note Holders, dated as of October 18, 2017, by and between Regions Bank, as UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.22 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of November 16, 2017, by and between Regions Bank, as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and Regions Bank, as Initial Note A-3 Holder (filed as Exhibit 4.26 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of September 19, 2017, by and between Deutsche Bank AG, New York Branch, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, Deutsche Bank AG, New York Branch, as Initial Note B-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note B-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.18         Agreement Between Note Holders, dated as of September 29, 2017, by and between Bank of America, N.A., UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, and KeyBank National Association (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.19         Co-Lender Agreement, dated as of November 16, 2017, between Tuebor TRS II LLC, as Note A-1 Holder and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.29 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.20         Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8-1 Holder and Initial Note A-8-2 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.21         Amended and Restated Co-Lender Agreement, dated as of November 30, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.21 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.22         Co-Lender Agreement, dated as of August 7, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-A Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-1-B Holder and Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder (filed as Exhibit 4.24 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.23         Agreement Between Note Holders, dated as of November 16, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder (filed as Exhibit 4.27 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.24         Co-Lender Agreement, dated as of November 16, 2017, by and among Goldman Sachs Mortgage Company, as Initial Note A-1(A-CP) Holder, Initial Note A-1(A-NCP) Holder and Initial Note A-1(B-CP) Holder, and Wells Fargo Bank, National Association, as Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3(A-CP) Holder, Initial Note A-3(B-CP) Holder, Initial Note A-3(C-CP) Holder, Initial Note A-3(D-NCP) Holder, Initial Note A-3(E-NCP) Holder and Initial Note A-3(F-NCP) Holder (filed as Exhibit 4.28 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.25         Co-Lender Agreement, dated as of November 8, 2017, between Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2 Holder (filed as Exhibit 4.19 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.26         Co-Lender Agreement, dated as of November 9, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-2-A Holder, and Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4-B Holder, and Tuebor TRS II LLC, as Note A-5-A Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.27         Agreement Between Noteholders, dated as of November 16, 2017, by and among KeyBank National Association, as Initial Note A-1 Holder, and KeyBank National Association, as Initial Note A-2 Holder (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.28         Co-Lender Agreement, dated as of December 13, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder (filed as Exhibit 4.23 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.29         Co-Lender Agreement, dated as of November 29, 2017, between Tuebor TRS II LLC, as Note A-1-A Holder, and Tuebor TRS II LLC, as Note A-1-B Holder, and Tuebor TRS II LLC, as Note A-2 Holder (filed as Exhibit 4.25 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.30         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association and KeyBank National Association (filed as Exhibit 4.30 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

4.31         Primary Servicing Agreement, dated as of December 1, 2017, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 4.31 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Pentalpha Surveillance LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         KeyBank National Association, as Primary Servicer

33.10       Berkeley Point Capital LLC, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 33.1)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 33.2)

33.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 33.4)

33.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 33.5)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 33.6)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.7)

33.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.8)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.1)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.2)

33.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 33.4)

33.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 33.5)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 33.6)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 33.7)

33.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 33.8)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.1)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.2)

33.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 33.4)

33.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 33.5)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 33.6)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.7)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 33.8)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.1)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.2)

33.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.4)

33.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.5)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.6)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.7)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 33.8)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.1)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 33.2)

33.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 33.4)

33.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 33.5)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 33.6)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.7)

33.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 33.8)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.1)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.2)

33.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.4)

33.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.5)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.6)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.7)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 33.8)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

33.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 33.1)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

33.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 33.4)

33.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 33.5)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 33.64)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.7)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 33.8)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.68)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.68)

33.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.4)

33.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.5)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 33.64)

33.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.9)

33.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.64)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.68)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 33.68)

33.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 33.4)

33.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (see Exhibit 33.5)

33.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (see Exhibit 33.64)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.68)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.68)

33.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)

33.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 33.64)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.68)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.68)

33.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)

33.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 33.64)

33.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.1)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.68)

33.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.4)

33.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.5)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.6)

33.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.7)

33.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 33.8)

33.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (see Exhibit 33.1)

33.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 33.4)

33.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (see Exhibit 33.5)

33.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (see Exhibit 33.64)

33.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 33.7)

33.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 33.8)

33.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.1)

33.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 33.9)

33.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 33.4)

33.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 33.5)

33.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 33.6)

33.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.7)

33.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.1)

33.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.9)

33.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.4)

33.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.5)

33.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.7)

33.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.8)

33.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.1)

33.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.9)

33.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

33.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.4)

33.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.5)

33.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.6)

33.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.7)

33.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.8)

33.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.1)

33.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.9)

33.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 33.4)

33.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 33.5)

33.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 33.6)

33.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.7)

33.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Pentalpha Surveillance LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         KeyBank National Association, as Primary Servicer

34.10       Berkeley Point Capital LLC, as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 34.1)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 34.2)

34.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 34.4)

34.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 34.5)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 34.6)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.7)

34.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.8)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.1)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.2)

34.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 34.4)

34.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 34.5)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 34.6)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 34.7)

34.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (see Exhibit 34.8)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.1)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.2)

34.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 34.4)

34.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (see Exhibit 34.5)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (see Exhibit 34.6)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.7)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (see Exhibit 34.8)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.1)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.2)

34.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.4)

34.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.5)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.6)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.7)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 34.8)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.1)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 34.2)

34.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 34.4)

34.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (see Exhibit 34.5)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (see Exhibit 34.6)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.7)

34.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (see Exhibit 34.8)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.1)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.2)

34.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.4)

34.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.5)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.6)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.7)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (see Exhibit 34.8)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan

34.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (see Exhibit 34.1)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

34.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 34.4)

34.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (see Exhibit 34.5)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (see Exhibit 34.64)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.7)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (see Exhibit 34.8)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.68)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.68)

34.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.4)

34.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.5)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (see Exhibit 34.64)

34.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.9)

34.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.64)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.68)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 34.68)

34.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 34.4)

34.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (see Exhibit 34.5)

34.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (see Exhibit 34.64)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.68)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.68)

34.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)

34.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 34.64)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.68)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.68)

34.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)

34.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (see Exhibit 34.64)

34.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.1)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.68)

34.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.4)

34.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.5)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.6)

34.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.7)

34.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 34.8)

34.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (see Exhibit 34.1)

34.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 34.4)

34.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (see Exhibit 34.5)

34.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (see Exhibit 34.64)

34.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 34.7)

34.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (see Exhibit 34.8)

34.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.1)

34.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 34.9)

34.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 34.4)

34.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (see Exhibit 34.5)

34.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (see Exhibit 34.6)

34.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.7)

34.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.1)

34.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.9)

34.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.4)

34.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.5)

34.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.7)

34.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.8)

34.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.1)

34.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.9)

34.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

34.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.4)

34.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.5)

34.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.6)

34.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.7)

34.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.8)

34.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.1)

34.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.9)

34.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 34.4)

34.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 34.5)

34.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 34.6)

34.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.7)

34.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (see Exhibit 35.3)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.1)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.2)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (see Exhibit 35.3)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.1)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.2)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (see Exhibit 35.3)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.1)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (see Exhibit 35.2)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (see Exhibit 35.3)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (see Exhibit 35.3)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (see Exhibit 35.3)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.28)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.28)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (see Exhibit 35.3)

35.33       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.4)

35.34       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.28)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (see Exhibit 35.28)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 2U Headquarters Mortgage Loan (see Exhibit 35.3)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.28)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.28)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.28)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 35.28)

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 35.3)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan

35.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.28)

35.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (see Exhibit 35.3)

35.48       Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan

35.49       LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.50       Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (see Exhibit 35.3)

35.51       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan

35.52       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.4)

35.53       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (see Exhibit 35.3)

35.54       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.51)

35.55       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.4)

35.56       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.3)

35.57       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.51)

35.58       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.4)

35.59       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (see Exhibit 35.3)

35.60       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.51)

35.61       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 35.4)

35.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and UBS AG (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, among UBS Commercial Mortgage Securitization Corp., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and KeyBank National Association (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of December 1, 2017, between UBS Commercial Mortgage Securitization Corp. and Natixis Real Estate Capital LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein)