Form 10-K/A
period 2017-12-31
UBS Commercial Mortgage Trust 2017-C6
filed 2018-09-19
CIK 1721905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 20, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.10 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.10 to the Original 10-K.

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

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities (filed as Exhibit 33 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein).

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.9         KeyBank National Association, as Primary Servicer (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.10       Berkeley Point Capital LLC, as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.60 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.81 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

33.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.6         Pentalpha Surveillance LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.9         KeyBank National Association, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.10       Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.10 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.12       Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.13       Wilmington Trust, National Association, as Trustee of the One Cleveland Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.14       Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.15       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.16       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.17       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.18       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.19       Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.20       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.21       Wilmington Trust, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.22       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.23       Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.25       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.26       National Tax Search, LLC, as Servicing Function Participant of the 111 West Jackson Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.27       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.28       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.29       Wilmington Trust, National Association, as Trustee of the Harmon Corner Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.30       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.31       Wells Fargo Bank, National Association, as Custodian of the Harmon Corner Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.32       Pentalpha Surveillance LLC, as Operating Advisor of the Harmon Corner Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.33       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.34       National Tax Search, LLC, as Servicing Function Participant of the Harmon Corner Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.35       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.36       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.37       Wilmington Trust, National Association, as Trustee of the Airport Investment & Airport Overlook Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.38       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.39       Wells Fargo Bank, National Association, as Custodian of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.40       Pentalpha Surveillance LLC, as Operating Advisor of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.41       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.42       National Tax Search, LLC, as Servicing Function Participant of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.43       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.44       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.45       Wilmington Trust, National Association, as Trustee of the Murrieta Plaza Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.46       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.47       Wells Fargo Bank, National Association, as Custodian of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.49       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.50       National Tax Search, LLC, as Servicing Function Participant of the Murrieta Plaza Mortgage Loan (filed as Exhibit 34.8 to the Original 10‑K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.51       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.52       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.53       Wilmington Trust, National Association, as Trustee of the Meridian Sunrise Village Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.54       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.55       Wells Fargo Bank, National Association, as Custodian of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.57       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.58       National Tax Search, LLC, as Servicing Function Participant of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.59       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.60       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.60 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.61       Wilmington Trust, National Association, as Trustee of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.63       Wells Fargo Bank, National Association, as Custodian of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.64       Park Bridge Lender Services LLC, as Operating Advisor of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.65       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.66       National Tax Search, LLC, as Servicing Function Participant of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.69       Wilmington Trust, National Association, as Trustee of the Griffin Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.70       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan(filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.71       Wells Fargo Bank, National Association, as Custodian of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.73       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.74       National Tax Search, LLC, as Servicing Function Participant of the Griffin Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.76       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.77       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.78       Wells Fargo Bank, National Association, as Custodian of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.80       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.81       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.81 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.82       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.83       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.84       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.85       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.86       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.87       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.88       Wells Fargo Bank, National Association, as Custodian of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.89       Park Bridge Lender Services LLC, as Operating Advisor of the 2U Headquarters Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.90       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.91       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.92       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.93       Wells Fargo Bank, National Association, as Custodian of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.94       Park Bridge Lender Services LLC, as Operating Advisor of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.95       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.96       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.97       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.98       Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.99       Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.100     Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.68 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.102     Wilmington Trust, National Association, as Trustee of the Bass Pro & Cabela's Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.103     Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.104     Wells Fargo Bank, National Association, as Custodian of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.105     Pentalpha Surveillance LLC, as Operating Advisor of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.106     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.107     National Tax Search, LLC, as Servicing Function Participant of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.108     Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.109     LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.110     Wilmington Trust, National Association, as Trustee of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.111     Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.112     Wells Fargo Bank, National Association, as Custodian of the Logan Town Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.113     Park Bridge Lender Services LLC, as Operating Advisor of the Logan Town Center Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.114     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Logan Town Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.115     National Tax Search, LLC, as Servicing Function Participant of the Logan Town Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.116     Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.117     KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.118     Wilmington Trust, National Association, as Trustee of the National Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.119     Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.120     Wells Fargo Bank, National Association, as Custodian of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.121     Pentalpha Surveillance LLC, as Operating Advisor of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.122     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.123     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.124     Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.125     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.126     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.127     Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.128     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.129     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.130     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.131     National Tax Search, LLC, as Servicing Function Participant of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.132     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.133     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.134     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.135     Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.136     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.137     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.138     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.139     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.140     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.141     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.142     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.143     Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.144     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.145     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.146     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

34.147     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.4         KeyBank National Association, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.5         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the One Cleveland Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 111 West Jackson Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.12       Wells Fargo Bank, National Association, as Primary Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Harmon Corner Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Certificate Administrator of the Harmon Corner Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Certificate Administrator of the Airport Investment & Airport Overlook Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.19       Rialto Capital Advisors, LLC, as Special Servicer of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.20       Wells Fargo Bank, National Association, as Certificate Administrator of the Murrieta Plaza Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.21       Wells Fargo Bank, National Association, as Primary Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 35.21 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.22       Rialto Capital Advisors, LLC, as Special Servicer of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 35.22 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.23       Wells Fargo Bank, National Association, as Certificate Administrator of the Meridian Sunrise Village Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 35.24 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.25       AEGON USA Realty Advisors, LLC, as Special Servicer of the Burbank Office Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.26       Wells Fargo Bank, National Association, as Certificate Administrator of the Burbank Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.27       Wells Fargo Bank, National Association, as Primary Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.27 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.29       Wells Fargo Bank, National Association, as Certificate Administrator of the Griffin Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.32       Wells Fargo Bank, National Association, as Certificate Administrator of the DoubleTree Wilmington Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.33       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.34       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.35       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.37       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.38       Wells Fargo Bank, National Association, as Certificate Administrator of the 2U Headquarters Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.39       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.41       Wells Fargo Bank, National Association, as Certificate Administrator of the Chelsea Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.43       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.44       Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.45       Wells Fargo Bank, National Association, as Primary Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.45 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.28 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.47       Wells Fargo Bank, National Association, as Certificate Administrator of the Bass Pro & Cabela's Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.48       Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (filed as Exhibit 35.48 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.49       LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.50       Wells Fargo Bank, National Association, as Certificate Administrator of the Logan Town Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.51       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.51 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.52       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.53       Wells Fargo Bank, National Association, as Certificate Administrator of the National Office Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.54       Wells Fargo Bank, National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.51 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.55       KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.56       Wells Fargo Bank, National Association, as Certificate Administrator of the HRC Hotels Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.57       Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.51 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.58       KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.59       Wells Fargo Bank, National Association, as Certificate Administrator of the Marketplace at Four Corners Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.60       Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.51 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.61       KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

35.62       Wells Fargo Bank, National Association, as Certificate Administrator of the Belden Park Crossing Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207340-07 and incorporated by reference herein)

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

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicholas Galeone

Nicholas Galeone, President

(senior officer in charge of securitization of the depositor)

/s/ David Schell

David Schell, Managing Director

Date: September 19, 2018