Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2017-C6
filed 2021-03-16
CIK 1721905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The One Cleveland Center Mortgage Loan, the Harmon Corner Mortgage Loan, the Airport Investment & Airport Overlook Mortgage Loan and the Murrieta Plaza Mortgage Loan, which constituted approximately 5.7%, 4.4%, 3.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the One Cleveland Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Harmon Corner Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the Airport Investment & Airport Overlook Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the Murrieta Plaza Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the One Cleveland Center Mortgage Loan, the Harmon Corner Mortgage Loan, the Airport Investment & Airport Overlook Mortgage Loan and the Murrieta Plaza Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan, which constituted approximately 2.9%, 2.2% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 2U Headquarters Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Chelsea Multifamily Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity or (c) with respect to the At Home Portfolio Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the CCUBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-06 (the “CCUBS 2017-C1 Transaction”). These loan combinations, including the 2U Headquarters Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan and the At Home Portfolio Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the CCUBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.7 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan, which constituted approximately 5.8%, 4.1%, 2.5% and 2.2%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The National Office Portfolio Mortgage Loan, HRC Hotels Portfolio Mortgage Loan, Marketplace at Four Corners Mortgage Loan and Belden Park Crossing Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the National Office Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (b) with respect to the HRC Hotels Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (c) with respect to the Marketplace at Four Corners Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity or (d) with respect to the Belden Park Crossing Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. The HRC Hotels Portfolio loan combination and the Marketplace at Four Corners loan combination, including the HRC Hotels Portfolio Mortgage Loan and the Marketplace at Four Corners Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the HRC Hotels Portfolio loan combination and the Marketplace at Four Corners loan combination in the UBS Commercial Mortgage Trust 2017-C7 transaction, Commission File Number 333-207340-08 (the “UBS 2017-C7 Transaction”). The National Office Portfolio loan combination, including the National Office Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS 2017-C5 Transaction prior to the closing of the securitization of a pari passu portion of the National Office Portfolio loan combination in the UBS 2017-C7 Transaction. The Belden Park Crossing loan combination, including the Belden Park Crossing Mortgage Loan, was serviced under the pooling and servicing agreement for the Wells Fargo Commercial Mortgage Trust 2017-C41 transaction, Commission File Number 333-206677-20 prior to the closing of the securitization of a pari passu portion of the National Office Portfolio loan combination in the UBS 2017-C7 Transaction.  After the closing of the UBS 2017-C7 Transaction on December 27, 2017, these loan combinations, including the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C7 Transaction, which is incorporated by reference as Exhibit 4.10 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Burbank Office Portfolio Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the Marketplace at Four Corners Mortgage Loan, the Belden Park Crossing Mortgage Loan and the Bass Pro & Cabela's Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Burbank Office Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the National Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the 111 West Jackson Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Meridian Sunrise Village Mortgage Loan, the 2U Headquarters Mortgage Loan, the Marketplace at Four Corners Mortgage Loan, the At Home Portfolio Mortgage Loan, the Belden Park Crossing Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan and the DoubleTree Wilmington Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

KeyBank National Association is the primary servicer of the Yorkshire & Lexington Towers Mortgage Loan, the special servicer of the National Office Portfolio Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the Belden Park Crossing Mortgage Loan and the primary servicer and special servicer of the HRC Hotels Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the 111 West Jackson Mortgage Loan and the Logan Town Center Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for LNR Partners, LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because LNR Partners, LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of LNR Partners, LLC because LNR Partners, LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the Meridian Sunrise Village Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Belden Park Crossing Mortgage Loan, the Marketplace at Four Corners Mortgage Loan and the National Office Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Meridian Sunrise Village Mortgage Loan, the Burbank Office Portfolio Mortgage Loan, the Griffin Portfolio Mortgage Loan, the DoubleTree Wilmington Mortgage Loan, the Bass Pro & Cabela's Portfolio Mortgage Loan, the 2U Headquarters Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the At Home Portfolio Mortgage Loan, the Chelsea Multifamily Portfolio Mortgage Loan, the Logan Town Center Mortgage Loan, the Belden Park Crossing Mortgage Loan, the Marketplace at Four Corners Mortgage Loan, the National Office Portfolio Mortgage Loan, the HRC Hotels Portfolio Mortgage Loan and the 111 West Jackson Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Burbank Office Portfolio Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the 111 West Jackson Mortgage Loan and the Logan Town Center Mortgage Loan, the servicer compliance statements of AEGON USA Realty Advisors, LLC as special servicer of the Burbank Office Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and LNR Partners, LLC as special servicer of the Logan Town Center Mortgage Loan and the 111 West Jackson Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.21         Agreement Among Noteholders, dated as of October 3, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder and Initial Note A-8 Holder and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 13, 2017 under Commission File No. 333-207340-07 and incorporated by reference herein).

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

33.14       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 33.5)

33.15       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.7)

33.17       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 33.8)

33.18       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 33.10)

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

33.105     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 33.8)

33.106     KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.9)

33.107     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.9)

33.108     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.109     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.5)

33.110     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 33.6)

33.111     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.1)

33.112     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.9)

33.113     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.5)

33.115     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.6)

33.116     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.7)

33.117     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 33.8)

33.118     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.1)

33.119     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 33.9)

33.120     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

33.121     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 33.5)

33.122     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 33.6)

33.123     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.7)

33.124     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 33.8)

33.125     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.54)

33.126     LNR Partners, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 33.93)

33.127     Wells Fargo Bank, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

33.128     Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 33.5)

33.129     Park Bridge Lender Services LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 33.50)

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

34.14       Wells Fargo Bank, National Association, as Custodian of the One Cleveland Center Mortgage Loan (see Exhibit 34.5)

34.15       Pentalpha Surveillance LLC, as Operating Advisor of the One Cleveland Center Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.7)

34.17       National Tax Search, LLC, as Servicing Function Participant of the One Cleveland Center Mortgage Loan (see Exhibit 34.8)

34.18       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 34.10)

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

34.105     National Tax Search, LLC, as Servicing Function Participant of the National Office Portfolio Mortgage Loan (see Exhibit 34.8)

34.106     KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.9)

34.107     KeyBank National Association, as Special Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.9)

34.108     Wilmington Trust, National Association, as Trustee of the HRC Hotels Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.109     Wells Fargo Bank, National Association, as Custodian of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.5)

34.110     Pentalpha Surveillance LLC, as Operating Advisor of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 34.6)

34.111     Wells Fargo Bank, National Association, as Primary Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.1)

34.112     KeyBank National Association, as Special Servicer of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.9)

34.113     Wilmington Trust, National Association, as Trustee of the Marketplace at Four Corners Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Wells Fargo Bank, National Association, as Custodian of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.5)

34.115     Pentalpha Surveillance LLC, as Operating Advisor of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.6)

34.116     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.7)

34.117     National Tax Search, LLC, as Servicing Function Participant of the Marketplace at Four Corners Mortgage Loan (see Exhibit 34.8)

34.118     Wells Fargo Bank, National Association, as Primary Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.1)

34.119     KeyBank National Association, as Special Servicer of the Belden Park Crossing Mortgage Loan (see Exhibit 34.9)

34.120     Wilmington Trust, National Association, as Trustee of the Belden Park Crossing Mortgage Loan (Omitted. See Explanatory Notes.)

34.121     Wells Fargo Bank, National Association, as Custodian of the Belden Park Crossing Mortgage Loan (see Exhibit 34.5)

34.122     Pentalpha Surveillance LLC, as Operating Advisor of the Belden Park Crossing Mortgage Loan (see Exhibit 34.6)

34.123     CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.7)

34.124     National Tax Search, LLC, as Servicing Function Participant of the Belden Park Crossing Mortgage Loan (see Exhibit 34.8)

34.125     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.54)

34.126     LNR Partners, LLC, as Special Servicer of the 111 West Jackson Mortgage Loan (see Exhibit 34.93)

34.127     Wells Fargo Bank, National Association, as Trustee of the 111 West Jackson Mortgage Loan (Omitted. See Explanatory Notes.)

34.128     Wells Fargo Bank, National Association, as Custodian of the 111 West Jackson Mortgage Loan (see Exhibit 34.5)

34.129     Park Bridge Lender Services LLC, as Operating Advisor of the 111 West Jackson Mortgage Loan (see Exhibit 34.50)

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

35.4         KeyBank National Association, as Primary Servicer

35.5         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.1)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the One Cleveland Center Mortgage Loan (see Exhibit 35.2)

35.8         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Harmon Corner Mortgage Loan (see Exhibit 35.5)

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

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Logan Town Center Mortgage Loan (see Exhibit 35.1)

35.33       LNR Partners, LLC, as Special Servicer of the Logan Town Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Primary Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.1)

35.35       KeyBank National Association, as Special Servicer of the National Office Portfolio Mortgage Loan (see Exhibit 35.4)

35.36       KeyBank National Association, as Primary Servicer of the HRC Hotels Portfolio Mortgage Loan (see Exhibit 35.4)

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

Date: March 15, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 15, 2021